Form 10-Q
period 2022-03-31
Bullpen Parlay Acquisition Co
filed 2022-05-13
CIK 1856724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

BULLPEN PARLAY ACQUISITION COMPANY
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39890	98-1594916
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

215 2nd St, Floor 3, San Francisco
CA, 94105
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (415) 649-6923

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	BPACU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 par value	BPAC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	BPACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer		☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of May 10, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

BULLPEN PARLAY ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$992,864	$2,504,134
Prepaid expenses	506,767	617,803
Total current assets	1,499,631	3,121,937
Marketable securities held in Trust Account	234,601,631	234,600,000
Total Assets	$236,101,262	$237,721,937

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$493,552	$686,125
Due to related party	6,249	173,947
Accrued expenses	293,643	1,207,573
Total current liabilities	793,444	2,067,645
Deferred underwriting fees payable	8,050,000	8,050,000
Derivative warrant liabilities	7,887,971	15,544,000
Total liabilities	16,731,415	25,661,645

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.20 per share	234,600,000	234,600,000

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	170,283	-
Accumulated deficit	(15,401,011)	(22,540,283)
Total shareholders’ deficit	(15,230,153)	(22,539,708)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$236,101,262	$237,721,937

The accompanying notes are an integral part of these condensed financial statements.

BULLPEN PARLAY ACQUISITION COMPANY
CONDENSED STATEMENT OF OPERATIONS
Column1

For The Three Months Ended March 31, 2022 (Unaudited)

Formation and operating costs	348,105
Loss from operations	(348,105)
Change in fair value of derivative warrant liabilities	7,656,029
Gain on marketable securities (net), dividends and interest, held in Trust Account	1,631
Compensation expense	(170,283)
Net income	$7,139,272
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	23,000,000
Basic and diluted per share, Class A subject to possible redemption	$0.25
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000
Basic and diluted per share, Class B non-redeemable ordinary shares	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

BULLPEN PARLAY ACQUISITION COMPANY
STATEMENT OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2022	23,000,000	$234,600,000	5,750,000	$575	$-	$(22,540,283)	$(22,539,708)
Share based compensation to Directors	-	-	-	-	170,283	-	170,283
Net income	-	-	-	-	-	7,139,272	7,139,272
Balance as of March 31, 2022 (unaudited)	23,000,000	$234,600,000	5,750,000	$575	$170,283	$(15,401,011)	$(15,230,153)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BULLPEN PARLAY ACQUISITION COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

For The Three Months Ended March 31, 2022 (Unaudited)
Cash Flows from Operating Activities
Net income	$7,139,272
Adjustments to reconcile net income to net cash used in operating activities:
Compensation expense	170,283
Gain on marketable securities (net), dividends and interest, held in Trust Account	(1,631)
Formation and operating expenses funded by note payable through Sponsor	6,249
Change in fair value of derivative warrant liabilities	(7,656,029)
Changes in operating assets and liabilities:
Prepaid and other assets	111,036
Accounts payable	(699,593)
Accrued expenses	75,393
Net cash used in operating activities	(855,020)
Cash Flows from Financing Activities
Repayment of note payable and advances from related party	(4,500)
Offering costs paid	(651,750)
Net cash provided by financing activities	(656,250)

Net decrease in cash	(1,511,270)
Cash - beginning of period	2,504,134
Cash - end of period	$992,864

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$507,020
Offering costs included in accrued expenses at 12/31/2021	$(989,323)
Offering costs paid through promissory note - related party	$(169,447)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BULLPEN PARLAY ACQUISITION COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations and Liquidity

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the three months ended March 31, 2022 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

Going Concern Considerations

On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements— Going Concern”. As of March 31, 2022, the Company had a cash balance of $992,864 and a working capital of $706,187, and the Company has access to working capital loans from the Sponsor, which is described in Note 4, to cover the working capital deficit. Further, the Company’s liquidity needs are satisfied through using proceeds from the Initial Public Offering and Private Placement Warrants (as described in notes 3 and 4) that is not held in Trust Account to pay for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $992,864 cash and no cash equivalents as of March 31, 2022.

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

Marketable Securities Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Gains and losses resulting from the change in fair value of these investments are included in Interest on marketable securities held in the Trust Account in the accompanying statement of operations.

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

Fair Value of Financial Instruments

As of March 31, 2022, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet.

The fair value of warrants issued in connection with the Initial Public Offering were initially and subsequently measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants.  The fair value of the Public Warrants are now measured based on the listed market price of the Public Warrants since they began trading on January 24, 2022. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

Offering Costs

Offering costs consist of legal, accounting, underwriting and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, the offering costs were allocated using the relative fair values of the company ordinary shares and its Warrants. The costs allocated to Warrants were recognized in other expenses and those related to the Company’s ordinary shares were charged to temporary equity.

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

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the pro rata allocation of net loss to shares of Class A ordinary shares for the three months ended March 31, 2022 by the weighted average number of Class A ordinary shares outstanding for the period. Net income per share basic and diluted for Class B ordinary shares is calculated by dividing the pro rata allocation of net loss to Class B ordinary shares for the three months ended March 31, 2022 by the weighted average number of Class B ordinary shares outstanding for the period.

For The Three Months Ended March 31, 2022 (Unaudited)
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to Redeemable Class A Ordinary Shares	$5,711,418

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	23,000,000
Basic and diluted per share, Class A subject to possible redemption	$0.25

Non-Redeemable Class B Ordinary Shares
Numerator: Net income allocable to non-redeemable Class B Ordinary Shares
Net income allocable to non-redeemable Class B Ordinary Shares	$1,427,854

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	5,750,000
Basic and diluted per share, Class B non-redeemable ordinary shares	$0.25

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On July 15, 2021, Bertrand Navarrete resigned as Chief Operating Officer of the Sponsor and agreed to serve as an advisor of the Company. On July 26, 2021 the Sponsor modified certain terms of the Securities Assignment Agreement with Mr. Navarrete to match other advisors’ agreements. The Company expensed $92,142 in costs associated with the transfer of the Founder Shares and $52,084 in salary compensation during the three-months ended March 31, 2022.

On June 17, 2021, the Sponsor transferred a total of 189,750 Founders Shares to the following who were expected to be advisors: iGaming capital LLC, Brett Calapp, Les Ottolenghi, Binion SPAC Investors, LLC, Manu Gambhir, Derrick Brooks, Jacob Kleiner and Tom Griffiths. The Company has recognized this transfer as a compensation expense in accordance with SEC Staff Accounting Bulletin 5T and ASC Topic 718 Compensation – Stock Compensation. The fair value of the Founder Shares issued in this arrangement was determined using the implied stock price as of the date of Initial Public Offering of the Company’s Class A ordinary shares and the probability of the success of the Business Combination. The Company expensed $141,295 in costs associated with the transfer of the Founder Shares during the three months ended March 31, 2022.

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

Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of March 31, 2022 or the closing of the Initial Public Offering. The loan will be repaid out of the offering proceeds that has been allocated to the payment of offering expenses. As of March 31, 2022, the Company does not have a balance under the promissory note.

Due to Related Party

As of March 31, 2022, the Company has a balance of $6,249 in due to related party. This balance is made up of the administrative fees noted in administrative services agreement footnote.

Administrative Services Agreement

On December 7, 2021, the Company entered into an Administrative Services agreement pursuant to which it will pay $2,083 per month to an affiliate of the sponsor for office space, secretarial and administrative services and the sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing a Business Combination. In the future, the Company may decide to compensate the executive officers and other employees. Any such payments prior to the initial Business Combination will be made from funds held outside the Trust Account. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $6,249 in administrative fees under this arrangement.

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

As of March 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, there were no shares of preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022, there were no Class A ordinary shares issued and outstanding (excluding 23,000,000 Class A ordinary shares that are subject to possible redemption).

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022, 5,750,000 Class B ordinary shares were issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$234,601,631	$-	$-	$234,601,631
	$234,601,631	$-	$-	$234,601,631
Liabilities:
Public Warrants	$3,875,408	$-	$-	$3,875,408
Private Placement Warrants	-	4,012,563	-	4,012,563
Total liabilities	$3,875,408	$4,012,563	$-	$7,887,971

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$234,600,000	$-	$-	$234,600,000
	$234,600,000	$-	$-	$234,600,000
Liabilities:
Public Warrants	$-	$-	$7,705,000	$7,705,000
Private Placement Warrants	-	-	7,839,000	7,839,000
Total liabilities	$-	$-	$15,544,000	$15,544,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. For the three months ended March 31, 2022, the public and private warrants were transferred out of level 3 into level 1 and level 2, respectively.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 24, 2022. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized a charge to the statement of operations resulting from a decrease in the fair value of liabilities of $7,656,029 presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

As of December 31, 2021
Volatility	11.0%
Underlying stock price	$9.67
Expected time until merger (years)	5.92
Risk-free rate	1.33%
Dividend yield	0.0%

The table below shows the change in fair value of the warrants liability as of March 31, 2022:

	Public Warrants	Private Warrants	Total

Fair value at January 1, 2022	$7,705,000	$7,839,000	$15,544,000
Change in fair value	(3,829,592)	(3,826,437)	(7,656,029)
Fair value as of March 31, 2022	$3,875,408	$4,012,563	$7,887,971

The table below shows the change in fair value of the warrants liability as of December 31, 2021:

	Public Warrant	Private Warrant	Total

Change in fair value	(230,000)	(234,000)	(464,000)
Fair value as of December 31, 2021	$7,705,000	$7,839,000	$15,544,000

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

PART II

ITEM 2.	Management’s Discussion and Analysis for Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Bullpen Parlay Acquisition Company. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to BPAC Partners LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Upon the closing of the initial public offering, the over-allotment and the private placements, $234,600,000 ($10.20 per unit) of the net proceeds of the sale of the units in the initial public offering, the over- allotment and the private placements were placed in the trust account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2022, we had a net income of $7,139,272, which consists of formation and operating costs of $348,105, gain on fair value of derivative warrant liabilities of $7,656,029 and share based arrangement with directors expenses of $170,283.

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

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than a promissory note due to the Sponsor.

The underwriters are entitled to a deferred fee of $0.35 per Unit sold in the Initial Public Offering, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Pursuant to a registration rights agreement entered into on December 9, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

For the three months ended March 31, 2022, the Company incurred $6,249 in administrative fees under this arrangement.

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

Net Income Per Ordinary Shares

Net income per ordinary shares is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in our initial public offering and Private Placement to purchase shares of Class A ordinary shares in the calculation of diluted earnings per ordinary shares, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings are shared pro rata between the two classes of shares. A business combination is the most likely outcome as of March 31, 2022. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our annual report on form 10-K filed with the SEC on March 30, 2022. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement for the Company’s Initial Public Offering was declared effective on December 1, 2021. On December 7, 2021, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units”), including 3,000,000 additional Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $230,000,000, and incurring $1,088,296 in offering costs, $4,600,000 in upfront underwriting fees and $8,050,000 in deferred underwriting commissions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Description

31**	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive and Principal Financial Officer.
32**
Section 1350 Certification of the Company’s Principal Executive and Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULLPEN PARLAY ACQUISITION COMPANY

By:	/s/ David VanEgmond
David VanEgmond
Chief Executive Officer and Director
Date:	May 13, 2022