Form 10-Q
period 2022-06-30
Bullpen Parlay Acquisition Co
filed 2022-08-08
CIK 1856724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

PART I – FINANCIAL INFORMATION	3
Item 1. Condensed Financial Statements
Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021(audited)	3
Condensed Statements of Operations for the for the three months ended June 30, 2022 and June 30, 2021 and for the six months ended June 30, 2022 (unaudited)	4
Condensed Statement of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and six months ended June 30, 2022 and Condensed Changes in Shareholders’ Equity for the Period from April 1, 2021 (inception) through June 30, 2021(unaudited)	5
Condensed Statements of Cash Flows for the six months Ended June 30, 2022 and for the period from April 1, 2021 (Inception) through June 30, 2021(unaudited)	6
Notes to Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
PART II - OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26
SIGNATURES	27

BULLPEN PARLAY ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	JUNE 30, 2022	DECEMBER 31, 2021
	(Unaudited)
ASSETS
Cash	$849,776	$2,504,134
Prepaid expenses	323,319	617,803
Total current assets	1,173,095	3,121,937
Marketable securities held in Trust Account	234,757,094	234,600,000
Total Assets	$235,930,189	$237,721,937

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$493,552	$686,125
Due to related party	-	173,947
Accrued expenses	315,228	1,207,573
Total current liabilities	808,780	2,067,645
Deferred underwriting fees payable	8,050,000	8,050,000
Derivative warrant liabilities	3,480,000	15,544,000
Total liabilities	12,338,780	25,661,645

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.20 per share	234,600,000	234,600,000

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	342,458	-
Accumulated deficit	(11,351,624)	(22,540,283)
Total shareholders’ deficit	(11,008,591)	(22,539,708)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$235,930,189	$237,721,937

The accompanying notes are an integral part of these condensed financial statements.

BULLPEN PARLAY ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022

Formation and operating costs	$339,900	$103,965	$689,977
Loss from operations	(339,900)	(103,965)	(689,877)
Change in fair value of derivative warrant liabilities	4,407,971	-	12,064,000
Gain on marketable securities (net), dividends and interest, held in Trust Account	155,463	-	157,094
Compensation expense	(172,175)	(79,058)	(342,458)
Net income (loss)	$4,051,359	$(183,023)	$11,188,659
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	-	23,000,000
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.14	$0.00	$0.39
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,000,000	5,750,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.14	$(0.04)	$0.39

The accompanying notes are an integral part of these unaudited condensed financial statements.

BULLPEN PARLAY ACQUISITION COMPANY
CONDENSED STATEMENT OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	23,000,000	$234,600,000	5,750,000	575	$-	$(22,540,283)	$(22,539,708)
Share based compensation to Directors	-	-	-	-	170,283	-	170,283
Net income	-	-	-	-	-	7,137,300	7,137,300
Balance as of March 31, 2022 (unaudited)	23,000,000	$234,600,000	5,750,000	$575	$170,283	$(15,402,983)	$(15,232,125)

Share based compensation to Directors	-	-	-	-	172,175	-	172,175
Net income	-	-	-	-	-	4,051,359	4,051,359
Balance as of June 30, 2022 (unaudited)	23,000,000	$234,600,000	5,750,000	$575	$342,458	$(11,351,624)	$(11,008,591)

BULLPEN PARLAY ACQUISITION COMPANY
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM APRIL 1, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	-	$-	-	-	$-	$-	$-
Balance as of March 31, 2021 (unaudited)	-	$-	-	$-	$-	$-	$-

Issuance of ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Share based compensation to Directors	-	-	-	-	79,058	-	79,058
Net loss	-	-	-	-	-	(183,023)	(183,023)
Balance as of June 30, 2021 (unaudited)	-	$-	5,750,000	$575	$103,483	$(183,023)	$(78,965)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BULLPEN PARLAY ACQUISITION COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30, 2022	For The Period From April 1, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$11,188,659	$(183,023)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Compensation expense	342,458	79,058
Gain on marketable securities (net), dividends and interest, held in Trust Account	(157,094)	-
Formation and operating expenses funded by note payable through Sponsor	-	375
Change in fair value of derivative warrant liabilities	(12,064,000)	-
Formation and operating expenses paid in exchange for Founder Shares	-	18,941
Changes in operating assets and liabilities:
Prepaid and other assets	294,484	-
Accounts payable	(699,593)	-
Accrued expenses	117,117	84,649
Net cash used in operating activities	(977,969)	-
Cash Flows from Financing Activities
Repayment of note payable and advances from related party	(4,500)	-
Offering costs paid	(671,889)	-
Net cash used in financing activities	(676,389)	-

Net (decrease) increase in cash	(1,654,358)	-
Cash - beginning of period	2,504,134	-
Cash - end of period	$849,776	$-

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$507,020	$-
Offering costs included in accrued expenses	$(1,009,462)	$389,788
Offering costs paid through promissory note - related party	$(169,447)	$98,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

BULLPEN PARLAY ACQUISITION COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations and Going Concern Considerations

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the six months ended June 30, 2022 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Risks and uncertainties

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

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022.

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

Going Concern Considerations and Liquidity

On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements— Going Concern”. As of June 30, 2022, the Company had a cash balance of $849,776, and a working capital surplus of $364,315, and the Company has access to working capital loans from the Sponsor, which is described in Note 4, to cover the working capital deficit. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $849,776 of cash and no cash equivalents as of June 30, 2022. The company had $2,504,134 of cash and no cash equivalents as of December 31, 2021.

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

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Gains and losses resulting from the change in fair value of these investments are included in Interest on marketable securities held in the Trust Account in the accompanying statement of operations.

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

Fair Value of Financial Instruments

As of June 30, 2022 and December 31, 2021, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants.  The fair value of the Public Warrants are now measured based on the listed market price of the Public Warrants since they began trading on January 24, 2022. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

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

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the pro rata allocation of net loss to shares of Class A ordinary shares for the six months ended June 30, 2022 by the weighted average number of Class A ordinary shares outstanding for the period. Net income per share basic and diluted for Class B ordinary shares is calculated by dividing the pro rata allocation of net loss to Class B ordinary shares for the six months ended June 30, 2022 by the weighted average number of Class B ordinary shares outstanding for the period.

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022
Redeemable Class A Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Shares
Net income (loss) allocable to Redeemable Class A Ordinary Shares	$3,241,087	$-	$8,950,927

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	23,000,000	-	23,000,000
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.14	$0.00	$0.39

Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares
Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$810,272	$(183,023)	$2,327,732

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	5,750,000	5,000,000	5,750,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.14	$(0.04)	$0.39

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On July 15, 2021, Bertrand Navarrete resigned as Chief Operating Officer of the Sponsor and agreed to serve as an advisor of the Company. On July 26, 2021 the Sponsor modified certain terms of the Securities Assignment Agreement with Mr. Navarrete to match other advisors’ agreements. The Company expensed $117,414 in costs associated with the transfer of the Founder Shares during the six-months ended June 30, 2022.

On June 17, 2021, the Sponsor transferred a total of 189,750 Founders Shares to the following who were expected to be advisors: iGaming capital LLC, Brett Calapp, Les Ottolenghi, Binion SPAC Investors, LLC, Manu Gambhir, Derrick Brooks, Jacob Kleiner and Tom Griffiths. The Company has recognized this transfer as a compensation expense in accordance with SEC Staff Accounting Bulletin 5T and ASC Topic 718 Compensation – Stock Compensation. The fair value of the Founder Shares issued in this arrangement was determined using the implied stock price as of the date of Initial Public Offering of the Company’s Class A ordinary shares and the probability of the success of the Business Combination. The Company expensed $225,043 in costs associated with the transfer of the Founder Shares during the six months ended June 30, 2022.

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
Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. The loan was repaid out of the offering proceeds that were allocated to the payment of offering expenses. As of June 30, 2022, the Company does not have a balance under the promissory note.

Due to Related Party

As of June 30, 2022, the Company has a balance of $0 in due to related party. As of December 31, 2021, the Company has a balance of $173,947 in due to related party. This balance was made up of the administrative fees noted in administrative services agreement footnote.

Administrative Services Agreement

On December 7, 2021, the Company entered into an Administrative Services agreement pursuant to which it will pay $2,083 per month to an affiliate of the sponsor for office space, secretarial and administrative services and the sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing a Business Combination. In the future, the Company may decide to compensate the executive officers and other employees. Any such payments prior to the initial Business Combination will be made from funds held outside the Trust Account. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the six months ended June 30, 2022, the Company incurred $12,498 in administrative fees under this arrangement.

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

As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

The accounting treatment of these derivative financial instruments required that the Company record a derivative liability upon issuance of the warrants at the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value. The Public Warrants allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under certain circumstances as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Initial Business Combination or (ii) a notice of redemption described under “Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $10.00”). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of its Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s Initial Business Combination and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021 there were no shares of preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding (excluding 23,000,000 Class A ordinary shares that are subject to possible redemption).

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, 5,750,000 Class B ordinary shares were issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$234,757,094	$-	$-	$234,757,094
	$234,757,094	$-	$-	$234,757,094
Liabilities:
Public Warrants	$1,725,000	$-	$-	$1,725,000
Private Placement Warrants	-	1,755,000	-	1,755,000
Total liabilities	$1,725,000	$1,755,000	$-	$3,480,000

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$234,600,000	$-	$-	$234,600,000
	$234,600,000	$-	$-	$234,600,000
Liabilities:
Public Warrants	$-	$-	$7,705,000	$7,705,000
Private Placement Warrants	-	-	7,839,000	7,839,000
Total liabilities	$-	$-	$15,544,000	$15,544,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. For the six months ended June 30, 2022, the public and private warrants were transferred out of level 3 into level 1 and level 2, respectively.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from April 1, 2021 (inception) through June 31, 2022 is summarized as follows:

Derivative warrant liabilities at April 1, 2021 (inception)	$-
Issuance of Public and Private Warrants - Level 3 measurements	16,008,000
Change in fair value of derivative warrant liabilities with Level 3 inputs	(464,000)

Derivative warrant liabilities at December 31, 2021 with Level 3 inputs	$15,544,000
Transfer out of level 3	(15,544,000)
Derivative warrant liabilities at June 30, 2022 with Level 3 inputs	$-

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 24, 2022. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized a charge to the statement of operations resulting from a decrease in the fair value of liabilities of $12,064,000 presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

	Public Warrant	Private Warrant	Total

Fair value at January 1, 2022	$7,705,000	$7,839,000	$15,544,000
Change in fair value	5,980,000	6,084,000	12,064,000
Fair value as of June 30, 2022	$1,725,000	$1,755,000	$3,480,000

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

As of December 31, 2021
Volatility	11.0%
Underlying stock price	$9.67
Expected time until merger (years)	5.92
Risk-free rate	1.33%
Dividend yield	0.0%

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2022, we had a net income of $4,051,359, which consists of formation and operating costs of $339,900, gain on fair value of derivative warrant liabilities of $4,407,971, gain on marketable securities of $155,463 and share based arrangement with directors’ expenses of $172,175.

For the six months ended June 30, 2022, we had a net income of $11,188,659, which consists of formation and operating costs of $689,977, gain on fair value of derivative warrant liabilities of $12,064,000, gain on marketable securities of $157,094 and share based arrangement with directors’ expenses of $342,458.

Liquidity and Capital Resources

On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements— Going Concern”. As of June 30, 2022, the Company had a cash balance of $849,776, and a working capital surplus of $364,315, and the Company has access to working capital loans from the Sponsor, which is described in Note 4, to cover the working capital deficit. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

For the six months ended June 30, 2022, the Company incurred $12,489 in administrative fees under this arrangement.

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

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings are shared pro rata between the two classes of shares. A business combination is the most likely outcome as of June 30, 2022. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in the Company’s controls over reconciliations during the financial statement close and disclosure review process.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting process.

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

In light of the material weakness described above, we plan to enhance our processes to identify and record potential accruals. Our plans at this time include increased communication with third-party service providers and additional procedures to identify and review subsequent invoices and disbursements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

BULLPEN PARLAY ACQUISITION COMPANY
By:	/s/ David VanEgmond
David VanEgmond
Chief Executive Officer and Director
Date:	August 5, 2022