Form 10-Q
period 2022-09-30
Bullpen Parlay Acquisition Co
filed 2022-11-04
CIK 1856724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

PART I – FINANCIAL INFORMATION	3
Item 1. Condensed Financial Statements
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	3
Condensed Statements of Operations for the for the three months ended September 30, 2022 and September 30, 2021, for the nine months ended September 30, 2022, and for the Period from April 1, 2021 (inception) through September 30, 2021 (unaudited)	4
Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and nine months ended September 30, 2022 and Condensed Statements of Changes in Shareholders’ Equity for the Period from April 1, 2021 (inception) through September 30, 2021(unaudited)	5
Condensed Statements of Cash Flows for the nine months Ended September 30, 2022 and for the period from April 1, 2021 (Inception) through September 30, 2021(unaudited)	6
Notes to Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II - OTHER INFORMATION	28
Item 1. Legal Proceedings	28
Item 1A Risk Factors.	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	29
SIGNATURES	30

BULLPEN PARLAY ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
	(Unaudited)
ASSETS
Cash	$762,564	$2,504,134
Prepaid expenses	135,129	617,803
Total current assets	897,693	3,121,937
Marketable securities held in Trust Account	235,463,100	234,600,000
Total Assets	$236,360,793	$237,721,937

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’DEFICIT
Current liabilities:
Accounts payable	$493,552	$686,125
Due to related party	-	173,947
Accrued expenses	351,752	1,207,573
Total current liabilities	845,304	2,067,645
Deferred underwriting fees payable	8,050,000	8,050,000
Derivative warrant liabilities	1,862,960	15,544,000
Total liabilities	10,758,264	25,661,645

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.23 and $10.20 per share at September 30, 2022 and December 31, 2021, respectively	235,363,100	234,600,000

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	-
Accumulated deficit	(9,761,146)	(22,540,283)
Total shareholders’ deficit	(9,760,571)	(22,539,708)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$236,360,793	$237,721,937

The accompanying notes are an integral part of these condensed financial statements.

BULLPEN PARLAY ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2022	For The Period From April 1, 2021 (Inception) Through September 30, 2021

Formation and operating costs	$311,926	$-	$1,001,903	$103,965
Loss from operations	(311,926)	-	(1,001,903)	(103,965)
Other income (expense)
Change in fair value of derivative warrant liabilities	1,617,040	-	13,681,040	-
Gain on marketable securities (net), dividends and interest, held in Trust Account	706,006	-	863,100	-
Compensation expense	(174,067)	(263,788)	(516,525)	(342,846)
Net income (loss)	$1,837,053	$(263,788)	$13,025,712	$(446,811)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	-	23,000,000	-
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.06	$0.00	$0.45	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,000,000	5,750,000	5,000,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.06	$(0.05)	$0.45	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BULLPEN PARLAY ACQUISITION COMPANY
CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2022	23,000,000	$234,600,000	5,750,000	575	$-	$(22,540,283)	$(22,539,708)
Share based compensation to Directors	-	-	-	-	170,283	-	170,283
Net income	-	-	-	-	-	7,137,300	7,137,300
Balance as of March 31, 2022 (unaudited)	23,000,000	$234,600,000	5,750,000	$575	$170,283	$(15,402,983)	$(15,232,125)

Share based compensation to Directors	-	-	-	-	172,175	-	172,175
Net income	-	-	-	-	-	4,051,359	4,051,359
Balance as of June 30, 2022 (unaudited)	23,000,000	$234,600,000	5,750,000	$575	$342,458	$(11,351,624)	$(11,008,591)
Share based compensation to Directors	-	-	-	-	174,067	-	174,067
Remeasurement of Class A ordinary shares to redemption value		763,100			(516,525)	(246,575)	(763,100)
Net income	-	-	-	-	-	1,837,053	1,837,053
Balance as of September 30, 2022 (unaudited)	23,000,000	$235,363,100	5,750,000	$575	-	(9,761,146)	(9,760,571)

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM APRIL 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2021	-	$-	-	-	$-	$-	$-
Balance as of March 31, 2021 (unaudited)	-	$-	-	$-	$-	$-	$-

Issuance of ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Share based compensation to Directors	-	-	-	-	79,058	-	79,058
Net loss	-	-	-	-	-	(183,023)	(183,023)
Balance as of June 30, 2021 (unaudited)	-	$-	5,750,000	$575	$103,483	$(183,023)	$(78,965)
Share based compensation to Directors	-	-	-	-	263,788	-	263,788
Net loss	-	-	-	-	-	(263,788)	(263,788)
Balance as of September 30, 2021 (unaudited)	-	$-	5,750,000	$575	367,271	(446,811)	(78,965)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BULLPEN PARLAY ACQUISITION COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended September 30, 2022	For The Period From April 1, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$13,025,712	$(446,811)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Compensation expense	516,525	342,846
Gain on marketable securities (net), dividends and interest, held in Trust Account	(863,100)	-
Formation and operating expenses funded by note payable through Sponsor	-	375
Change in fair value of derivative warrant liabilities	(13,681,040)	-
Formation and operating expenses paid in exchange for Founder Shares	-	18,941
Changes in operating assets and liabilities:
Prepaid and other assets	482,674	-
Accounts payable	247,427	-
Accrued expenses	(786,568)	84,649
Net cash used in operating activities	(1,058,370)	-
Cash Flows from Financing Activities
Repayment of note payable and advances from related party	(4,500)	-
Offering costs paid	(678,700)	-
Net cash used in financing activities	(683,200)	-

Net (decrease) increase in cash	(1,741,570)	-
Cash - beginning of period	2,504,134	-
Cash - end of period	$762,564	$-

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$763,100	$-
Offering costs included in accrued expenses	$-	$525,895
Offering costs paid through promissory note - related party	$-	$118,750

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

As of September 30, 2022, the Company had not yet commenced any operations. All activities since April 1, 2021 (inception) thorough September 30, 2022 relate to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Going Concern Considerations and Liquidity

On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements— Going Concern”. As of September 30, 2022, the Company had a cash balance of $762,564, and a working capital surplus of $52,389, and the Company has access to working capital loans from the Sponsor, which is described in Note 4, to cover the working capital deficit. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through June 3, 2023, the mandatory liquidation date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $762,564 of cash and no cash equivalents as of September 30, 2022. The company had $2,504,134 of cash and no cash equivalents as of December 31, 2021.

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

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Gains and losses resulting from the change in fair value of these investments are included in Interest on marketable securities held in the Trust Account in the accompanying statement of operations.

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

Fair Value of Financial Instruments

As of September 30, 2022 and December 31, 2021, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet.

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

The reconciliation of Class A ordinary shares subject to possible redemption as of September 30, 2022 and December 31, 2021 is as follows:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(13,264,489)
Fair value of Public Warrants at issuance	(7,935,000)

Plus:
Accretion of carrying value to redemption value	25,799,489
Class A ordinary shares subject to possible redemption at December 31, 2021	$234,600,000
Remeasurement of carrying value to redemption value	763,100
Class A ordinary shares subject to possible redemption at September 30, 2022	$235,363,100

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

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the pro rata allocation of net loss to shares of Class A ordinary shares for the nine months ended September 30, 2022 by the weighted average number of Class A ordinary shares outstanding for the period. Net income per share basic and diluted for Class B ordinary shares is calculated by dividing the pro rata allocation of net loss to Class B ordinary shares for the nine months ended September 30, 2022 by the weighted average number of Class B ordinary shares outstanding for the period.

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2022	For the period From April 1, 2021 (inception) Through September 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Net Income (loss) allocable to Redeemable Class A Ordinary Shares	$1,469,642	$-	$10,420,570	$-

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	23,000,000	-	23,000,000	-
Basic and diluted net income per share, Class A subject to possible redemption	$0.06	$-	$0.45	$-

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income (loss) allocable to Non-Redeemable Class B Ordinary Shares	$367,411	$(263,788)	$2,605,142	$(446,811)

Denominator: Weighted Average Share Outstanding, Non-Redeemable Class B Ordinary Shares	5,750,000	5,000,000	5,750,000	5,000,000
Basic and diluted net income (loss) per share, Class B non-Redeemable ordinary shares	$0.06	$(0.05)	$0.45	$(0.09)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On July 15, 2021, Bertrand Navarrete resigned as Chief Operating Officer of the Sponsor and agreed to serve as an advisor of the Company. On July 26, 2021 the Sponsor modified certain terms of the Securities Assignment Agreement with Mr. Navarrete to match other advisors’ agreements. The Company expensed $177,094 in costs associated with the transfer of the Founder Shares during the nine months ended September 30, 2022.

On June 17, 2021, the Sponsor transferred a total of 189,750 Founders Shares to the following who were expected to be advisors: iGaming capital LLC, Brett Calapp, Les Ottolenghi, Binion SPAC Investors, LLC, Manu Gambhir, Derrick Brooks, Jacob Kleiner and Tom Griffiths. The Company has recognized this transfer as a compensation expense in accordance with SEC Staff Accounting Bulletin 5T and ASC Topic 718 Compensation – Stock Compensation. The fair value of the Founder Shares issued in this arrangement was determined using the implied stock price as of the date of Initial Public Offering of the Company’s Class A ordinary shares and the probability of the success of the Business Combination. The Company expensed $516,525 in costs associated with the transfer of the Founder Shares during the nine months ended September 30, 2022.

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
Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. The loan was repaid out of the offering proceeds that were allocated to the payment of offering expenses. As of September 30, 2022, the Company does not have a balance under the promissory note.

Due to Related Party

As of September 30, 2022, the Company has a balance of $0 in due to related party. As of December 31, 2021, the Company had a balance of $173,947 in due to related party. This balance included the administrative fees noted in administrative services agreement footnote.

Administrative Services Agreement

On December 7, 2021, the Company entered into an Administrative Services agreement pursuant to which it will pay $2,083 per month to an affiliate of the sponsor for office space, secretarial and administrative services and the sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing a Business Combination. In the future, the Company may decide to compensate the executive officers and other employees. Any such payments prior to the initial Business Combination will be made from funds held outside the Trust Account. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the nine months ended September 30, 2022, the Company incurred $18,747 in administrative fees under this arrangement of which $749 was accrued for in the balance sheet account accrued expenses.

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

As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding (excluding 23,000,000 Class A ordinary shares that are subject to possible redemption).

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, 5,750,000 Class B ordinary shares were issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$235,463,100	$-	$-	$235,463,100
	$235,463,100	$-	$-	$235,463,100
Liabilities:
Public Warrants	$923,450	$-	$-	$923,450
Private Placement Warrants	-	939,510	-	939,510
Total liabilities	$923,450	$939,510	$-	$1,862,960

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$234,600,000	$-	$-	$234,600,000
	$234,600,000	$-	$-	$234,600,000
Liabilities:
Public Warrants	$-	$-	$7,705,000	$7,705,000
Private Placement Warrants	-	-	7,839,000	7,839,000
Total liabilities	$-	$-	$15,544,000	$15,544,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. For the nine months ended September 30, 2022, the public and private warrants were transferred out of level 3 into level 1 and level 2, respectively.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from April 1, 2021 (inception) through September 31, 2022 is summarized as follows:

Derivative warrant liabilities at April 1, 2021 (inception)	$-
Issuance of Public and Private Warrants - Level 3 measurements	16,008,000
Change in fair value of derivative warrant liabilities with Level 3 inputs	(464,000)

Derivative warrant liabilities at December 31, 2021 with Level 3 inputs	$15,544,000
Transfer out of level 3	(15,544,000)
Derivative warrant liabilities at September 30, 2022 with Level 3 inputs	$-

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 24, 2022. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized a charge to the statement of operations resulting from a decrease in the fair value of liabilities of $13,681,040 presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

	Public Warrant	Private Warrant	Total

Fair value at January 1, 2022	$7,705,000	$7,839,000	$15,544,000
Change in fair value	(3,829,592)	(3,826,437)	(7,656,029)
Fair value as of March 31, 2022	$3,875,408	$4,012,563	$7,887,971
Change in fair value	(2,150,408)	(2,257,563)	(4,407,971)
Fair value as of June 30, 2022	$1,725,000	$1,755,000	$3,480,000
Change in fair value	(801,550)	(815,490)	(1,617,040)
Fair value as of September 30, 2022	$923,450	$939,510	$1,862,960

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

As of December 31, 2021
Volatility	11.0%
Underlying stock price	$9.67
Expected time until merger (years)	5.92
Risk-free rate	1.33%
Dividend yield	0.0%

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2022, we had a net income of $1,837,053, which consists of operating costs of $311,926, gain on fair value of derivative warrant liabilities of $1,617,040, gain on marketable securities of $706,006 and share based arrangement with directors’ expenses of $174,067. For the three months ended September 30, 2021, we had a net loss of $263,788, which consisted of share based arrangement with directors’ expenses of $263,788.

For the nine months ended September 30, 2022, we had a net income of $13,025,712, which consists of formation and operating costs of  $1,001,903, gain on fair value of derivative warrant liabilities of $13,681,040, gain on marketable securities of $863,100 and share based arrangement with directors’ expenses of $516,525.

For the period from April 1, 2021 (inception) through September 30, 2021, we had a net loss of $446,811, which related to formation costs of $103,695 and compensation expense of $342,846.

Liquidity and Capital Resources

On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements— Going Concern”. As of September 30, 2022, the Company had a cash balance of $762,564, and a working capital surplus of $52,389, and the Company has access to working capital loans from the Sponsor, which is described in Note 4, to cover the working capital deficit. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through June 3, 2023, the mandatory liquidation date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

For the nine months ended September 30, 2022, the Company incurred $18,747 in administrative fees under this arrangement.

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

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings are shared pro rata between the two classes of shares. A business combination is the most likely outcome as of September 30, 2022. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in the Company’s controls over reconciliations during the financial statement close and disclosure review process.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULLPEN PARLAY ACQUISITION COMPANY

By:	/s/ David VanEgmond
David VanEgmond
Chief Executive Officer and Director

Date:	November 4, 2022