Form 10-K
period 2022-12-31
Bullpen Parlay Acquisition Co
filed 2023-03-30
CIK 1856724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-39890

BULLPEN PARLAY ACQUISITION COMPANY
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1594916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

38 Keyes Ave, Ste 100, San Francisco CA, 94129
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) was $171,973,185. As of March 30, 2023, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
None.

BULLPEN PARLAY ACQUISITION COMPANY
Annual Report on Form 10-K for the period ended December 31, 2022

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

Corporate Information

Our executive offices are located at 38 Keyes Ave, Ste 100, San Francisco, CA, and our telephone number is 415-649-6923.  We have registered our Units, Class A ordinary shares and Warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC.  Those reports are available on the SEC’s EDGAR system at www.sec.gov.  We will maintain a corporate website at https://bullpenparlayacquisitioncompany.gcs-web.com. The information that may be contained on or accessible through our corporate website or any other website that we may maintain is not part of this Annual Report . You should not rely on any such information in making your decision whether to invest in our securities.

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

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic (or other similar events) and the status of debt and equity markets.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic (or other similar events) and other events, and the status of debt and equity markets.

In March 2020, the World Health Organization declared the novel coronavirus disease 2019 (COVID-19) a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon additional waves of infection or future developments. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The COVID-19 pandemic or a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partner business with which we consummate a business combination could be materially and adversely affected.

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

The current conflict between Ukraine and Russia has caused unstable market and economic conditions and is expected to have additional global consequences.

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict may have further global economic consequences, including the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, uncertainty as to global energy sources, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our common stock to be adversely affected.

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

We currently maintain our executive offices at 38 Keyes Ave, Ste 100, San Francisco, CA 94129. The cost for our use of this space is included in the $2,083 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

Holders

As of March 1, 2023, there was one holder of record of our Units, one holder of record of our Class A ordinary shares and one holder of record of our Warrants. Because many of our securities are held by brokers and other institutions in street name on behalf of holders for whose benefit such securities are held, without obtaining a current list of nonobjecting beneficial owners, we are unable to estimate the total current number of beneficial owners represented by these record holders.

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

Upon the closing of the initial public offering, the over-allotment and the private placements, $234,600,000 ($10.20 per unit) of the net proceeds of the sale of the units in the initial public offering, the over-allotment and the private placements were placed in the trust account with U.S. Bank National Association acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2022, we had a net income of $15,306,093, which consists of formation and operating costs of $1,390,712, gain on change in fair value of derivative warrant liabilities of $15,080,000, income tax expense of $223,754 and share-based compensation expenses of $690,592.

For the period from April 1, 2021 (inception) through year ended December 31, 2021, we had a net loss of $846,224, which consists of formation and operating costs of $382,412, transaction costs allocated to derivative warrant liabilities of $473,807, change in fair value of derivative warrant liabilities of $464,000 and share-based compensation expenses of $454,005.

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had a working capital deficit of $560,174. Of the net proceeds from the Initial Public Offering and associated Private Placement, $234,600,000 of cash was placed in the Trust Account. Cash of $2,504,134 was held outside of the Trust Account and was available for the Company’s working capital purposes. As of December 31, 2022, the Company had a cash balance of $579,169 held outside of the Trust Account.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through June 7, 2023, the mandatory liquidation date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net Income (Loss) Per Ordinary Shares

Net income (loss) per ordinary shares is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. For the year ended December 31, 2022, we have not considered the effect of the warrants sold in our initial public offering and Private Placement to purchase shares of Class A ordinary shares in the calculation of diluted earnings per ordinary shares, since their inclusion is contingent on a future event. For the period from April 1, 2021 (inception) through December 31, 2021, their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per ordinary shares is the same as basic earnings per ordinary shares for the periods presented.

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

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preference shares. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company has adopted and the effects, if any, are immaterial to the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in the Company’s controls over reconciliations during the financial statement close and disclosure review process.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting process. Specifically, the Company has established a process by which all contracts and vendors are reviewed on a regular basis to determine if any expense was incurred and properly recorded. The Company has also establish a formal review process for its financial statements during which the preparers of financial statements present the financial statements to a group of reviewers within the management team with the results of such review being documented. We plan to further improve this process by implementing additional layers of reviews in the financial close process.

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

Management’s Report on Internal Control Over Financial Reporting

Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements

 In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in the Company’s controls over reconciliations during the financial statement close and disclosure review process.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting process. Specifically, the Company has established a process by which all contracts and vendors are reviewed on a regular basis to determine if any expense was incurred and properly recorded. The Company has also establish a formal review process for its financial statements during which the preparers of financial statements present the financial statements to a group of reviewers within the management team with the results of such review being documented. We plan to further improve this process by implementing additional layers of reviews in the financial close process.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Paul Martino	48	Executive Chairman
David VanEgmond	34	Chief Executive Officer
Eric Wiesen	47	President
Duncan Davidson	70	Executive Vice President
Melissa Blau	54	Director
Brett Calapp	47	Director
Les Ottolenghi	61	Director

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

The following table sets forth information regarding the beneficial ownership of our shares as of March 30, 2023, by:

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

Name and address of beneficial owner(1)	Number of shares beneficially owned		Approximate percentage of issued and outstanding ordinary shares
BPAC Partners LLC (our Sponsor)(1)	5,560,250	(2)(3)	22.2%
David VanEgmond	5,560,250	(2)(3)	22.2%
Paul Martino	5,560,250	(2)(3)	22.2%
Eric Wiesen	—		—
Duncan Davidson	—		—
Melissa Blau	28,750		*
Brett Calapp	28,750		*
Les Ottolenghi	28,750		*
All officers and directors as a group (7 persons)	5,646,500	(2)(3)	22.6%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 38 Keyes Ave, Ste 100, San Francisco, CA 94129.

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

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit for the year ended December 31, 2022 and for the period from April 1, 2021 (inception) through December 31, 2021 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from April 1, 2021 (inception) through December 31, 2021 including the services rendered in connection with our initial public offering, totaled $166,387 and $108,150, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review for the year ended December 31, 2022 and for the period from April 1, 2021 (inception) through December 31, 2021 financial statements and are not reported under “Audit Fees.” For the period from April 1, 2021 (inception) through December 31, 2021, Marcum LLP, PC did not render such services.

55

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the year ended December 31, 2022 and for the period from April 1, 2021 (inception) through December 31, 2021, Marcum LLP did not render such services.

All Other Fees. All other fees consist of fees billed for all other services. For the year ended December 31, 2022 and for the period from April 1, 2021 (inception) through December 31, 2021, Marcum LLP did not render any of these other services.

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 29, 2022)
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

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 30, 2022)

*	Filed herewith
**	Furnished herewith

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULLPEN PARLAY ACQUISITION COMPANY
By:	/s/ David VanEgmond
David VanEgmond
Chief Executive Officer and Director
Date:	March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David VanEgmond	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 30, 2023
David VanEgmond
/s/ Paul Martino	Executive Chairman and Director	March 30, 2023
Paul Martino
/s/ Eric Wiesen	President	March 30, 2023
Eric Wiesen
/s/ Duncan Davidson	Executive Vice President	March 30, 2023
Duncan Davidson
/s/ Melissa Blau	Director	March 30, 2023
Melissa Blau
/s/ Brett Calapp	Director	March 30, 2023
Brett Calapp
/s/ Les Ottolenghi	Director	March 30, 2023
Les Ottolenghi

BULLPEN PARLAY ACQUISITION COMPANY

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	Page
Report of Independent Registered Public Accounting Firm (688)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the Period from April 1, 2021 (inception) through December 31, 2021	F-4
Statement of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the year ended December 31, 2022 and the Period from April 1, 2021 (inception) through December 31, 2021
F-5
Statements of Cash Flows for the year ended December 31, 2022 and the period from April 1, 2021 (Inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Bullpen Parlay Acquisition Company
New York, New York

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Bullpen Parlay Acquisition Company (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2022 and for the period from April 1, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and for the period from April 1, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. The Company has also determined that the mandatory liquidation date is June 7, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum  llp

We have served as the Company’s auditor since 2021.

New York, New York

March 30, 2023

BULLPEN PARLAY ACQUISITION COMPANY
BALANCE SHEETS

	DECEMBER 31, 2022	DECEMBER 31, 2021
ASSETS
Cash	$579,169	$2,504,134
Prepaid expenses	2,975	617,803
Total current assets	582,144	3,121,937
Marketable securities held in Trust Account	237,131,151	234,600,000
Total Assets	$237,713,295	$237,721,937

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$493,552	$686,125
Franchise tax payable	223,754	-
Due to related party	-	173,947
Accrued expenses	425,012	1,207,573
Total current liabilities	1,142,318	2,067,645
Deferred underwriting fees payable	8,050,000	8,050,000
Derivative warrant liabilities	464,000	15,544,000
Total liabilities	9,656,318	25,661,645

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.31 and $10.20 per share at December 31, 2022 and 2021, respectively	236,807,397	234,600,000

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	-
Accumulated deficit	(8,750,995)	(22,540,283)
Total shareholders’ deficit	(8,750,420)	(22,539,708)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$237,713,295	$237,721,937

The accompanying notes are an integral part of these financial statements.

BULLPEN PARLAY ACQUISITION COMPANY
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2022	For The Period From April 01, 2021 (Inception) Through December 31, 2021

Formation and operating costs	$1,390,712	$382,412
Loss from operations	(1,390,712)	(382,412)
Change in fair value of derivative warrant liabilities	15,080,000	464,000
Gain on marketable securities (net), dividends and interest, held in Trust Account	2,531,151	-
Transaction costs allocation to derivative warrant liabilities	-	(473,807)
Compensation expense	(690,592)	(454,005)
Income tax expense	(223,754)	-
Net income (loss)	$15,306,093	$(846,224)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	2,145,522
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.53	$(0.12)
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,069,963
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.53	$(0.12)

The accompanying notes are an integral part of these financial statements.

BULLPEN PARLAY ACQUISITION COMPANY
STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

For the year ended December 31, 2022

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2022	23,000,000	$234,600,000	5,750,000	$575	$-	$(22,540,283)	$(22,539,708)
Share based compensation to Directors	-	-	-	-	690,592	-	690,592
Accretion of Class A ordinary shares to redemption value		2,207,397			(690,592)	1,516,805	(2,207,397)
Net income	-	-	-	-	-	15,306,093	15,306,093
Balance as of December 31, 2022	23,000,000	$236,807,397	5,750,000	575	$-	$(8,750,995)	$(8,750,420)

 For the period from April 1, 2021 (inception) through December 31, 2021

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of April 01, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Proceeds from the sale of Class A ordinary shares	23,000,000	230,000,000	-	-	-	-	-
Paid underwriters fees	-	(4,600,000)	-	-	-	-	-
Deferred underwriting fees payable	-	(8,050,000)	-	-	-	-	-
Liabilities associated to equity instruments - Public Warrants	-	(7,935,000)	-	-	-	-	-
Other offering costs	-	(614,489)	-	-	-	-	-
Shared based compensation to directors	-	-	-	-	454,005	-	454,005
Excess cash received over fair value of Private Placement Warrants	-	-	-	-	3,627,000	-	3,627,000
Accretion of Class A ordinary shares to redemption value	-	25,799,489	-	-	(4,105,430)	(21,694,059)	(25,799,489)
Net loss	-	-	-	-	-	(846,224)	(846,224)
Balance as of December 31, 2021	23,000,000	$234,600,000	5,750,000	$575	$-	$(22,540,283)	$(22,539,708)

The accompanying notes are an integral part of these financial statements.

BULLPEN PARLAY ACQUISITION COMPANY
 STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2022	For The Period From April 1, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities
Net income (loss)	$15,306,093	$(846,224)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Compensation expense	690,592	454,005
Transaction costs allocated to derivative warrant liabilities	-	473,807
Gain on marketable securities (net), dividends and interest, held in Trust Account	(2,531,151)	-
Formation and operating expenses funded by note payable through Sponsor	-	10,926
Change in fair value of derivative warrant liabilities	(15,080,000)	(464,000)
Formation and operating expenses paid in exchange for Founder Shares	-	18,941
Changes in operating assets and liabilities:
Prepaid and other assets	614,828	(617,803)
Accounts payable	247,427	671,125
Accrued expenses	(489,554)	298,857
Net cash used in operating activities	(1,241,765)	(366)

Cash Flows from Investing Activities
Investment of cash into Trust Account	-	(234,600,000)
Net cash used in investing activities	-	(234,600,000)

Cash Flows from Financing Activities
Proceeds from note payable and advances from related party	-	4,500
Repayment of note payable and advances from related party	(4,500)	-
Proceeds from sale of Class A shares, gross	-	230,000,000
Proceeds from sale of Private Placement Warrants	-	11,700,000
Offering costs paid	(678,700)	(4,600,000)
Net cash provided by financing activities	(683,200)	237,104,500

Net (decrease) increase in cash	(1,924,965)	2,504,134
Cash - beginning of period	2,504,134	-
Cash - end of period	$579,169	$2,504,134

Supplemental disclosure of noncash investing and financing activities:
Initial class A shares subject to possible redemption	$-	$209,254,516
Immediate accretion of Class A shares to redemption value	$-	$25,799,489
Remeasurement of Class A shares to redemption value	$2,207,397	$-
Offering costs included in accounts payable	$-	$15,000
Offering costs included in accrued expenses	$-	$908,716
Offering costs paid through promissory note - related party	$-	$158,521
Offering costs paid through prepaid legal expense funded by sponsor	$-	$6,059
Deferred underwriting fees payable	$-	$8,050,000

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period from April 1, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

Going Concern Considerations and Liquidity

Each reporting period, the Company assesses going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements— Going Concern”. As of December 31, 2022, the Company had a cash balance of $579,169, and a working capital deficit of $560,174, and the Company has access to working capital loans from the Sponsor, which is described in Note 4, to cover the working capital deficit. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through June 7, 2023, the mandatory liquidation date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $579,169 and $2,504,134 cash and no cash equivalents as of December 31, 2022 and December 31, 2021, respectively.

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

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Gains and losses resulting from the change in fair value of these investments are included in Interest on marketable securities held in the Trust Account in the accompanying statement of operations.

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

Fair Value of Financial Instruments

As of December 31, 2022 and 2021, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet.

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

Offering Costs

Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, the offering costs were allocated using the relative fair values of the company ordinary shares and its Warrants. The costs allocated to Warrants were recognized in other expenses and those related to the Company’s ordinary shares were charged to temporary equity.

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

The reconciliation of Class A ordinary shares subject to possible redemption as of December 31, 2022 and 2021 is as follows:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(13,264,489)
Fair value of Public Warrants at issuance	(7,935,000)

Plus:
Accretion of carrying value to redemption value	25,799,489
Class A ordinary shares subject to possible redemption at December 31, 2021	$234,600,000
Remeasurement of carrying value to redemption value	2,207,397
Class A ordinary shares subject to possible redemption at December 31, 2022	$236,807,397

Net Income (Loss) Per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary shares is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. For the year ended December 31, 2022, the Company did not include the effects of the warrants sold in the Initial Public Offering and Private Placements to purchase Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion is contingent on a future event. For the period From April 1, 2021 (inception) through December 31, 2021, the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per share is the same as basic loss per share for the periods presented.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per share, basic and diluted for Class A ordinary shares is calculated by dividing the pro rata allocation of net loss to shares of Class A ordinary shares for the period from April 1, 2021 (inception) through December 31, 2021 by the weighted average number of Class A ordinary shares outstanding for the period. Net income (loss) per share basic and diluted for Class B ordinary shares is calculated by dividing the pro rata allocation of net loss to Class B ordinary shares for the period from April 1, 2021 (inception) through December 31, 2021 by the weighted average number of Class B ordinary shares outstanding for the period.

	For The Year Ended December 31, 2022	For the period From April 1, 2021 (inception) Through December 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Net Income (loss) allocable to Redeemable Class A Ordinary Shares	$12,244,874	$(251,624)

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	23,000,000	2,145,522
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.53	$(0.12)

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income (loss) allocable to Non-Redeemable Class B Ordinary Shares	$3,061,219	$(594,600)

Denominator: Weighted Average Share Outstanding, Non-Redeemable Class B Ordinary Shares	5,750,000	5,069,963
Basic and diluted net income (loss) per share Class B non-Redeemable ordinary shares	$0.53	$(0.12)

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. As of December 31, 2022 and 2021, the Company had income tax expense aggregating approximately $224,000 and $0, respectively.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

On July 15, 2021, Bertrand Navarrete resigned as Chief Operating Officer of the Sponsor and agreed to serve as an advisor of the Company. On July 26, 2021 the Sponsor modified certain terms of the Securities Assignment Agreement with Mr. Navarrete to match other advisors’ agreements.The Company expensed $236,774 in costs associated with the transfer of the Founder Shares for the year ended December 31, 2022. The Company expensed $156,984 in costs associated with the transfer of the Founder Shares and $52,084 in salary compensation during the period ended December 31, 2021.

On June 17, 2021 the Sponsor transferred a total of 189,750 Founders Shares to the following who were expected to be advisors: iGaming capital LLC, Brett Calapp, Les Ottolenghi, Binion SPAC Investors, LLC, Manu Gambhir, Derrick Brooks, Jacob Kleiner and Tom Griffiths. The Company has recognized this transfer as a compensation expense in accordance with SEC Staff Accounting Bulletin 5T and ASC Topic 718 Compensation – Stock Compensation. The fair value of the Founder Shares issued in this arrangement was determined using the implied stock price as of the date of Initial Public Offering of the Company’s Class A ordinary shares and the probability of the success of the Business Combination. The Company expensed $453,818 in costs associated with the transfer of the Founder Shares for the year ended December 31, 2022. The Company expensed $244,937 in costs associated with the transfer of the Founder Shares during the period ended December 31, 2021.

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

Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. The loan will be repaid out of the offering proceeds that has been allocated to the payment of offering expenses. As of December 31, 2022 and 2021, the Company does not have a balance under the promissory note.

Due to Related Party

As of December 31, 2022, the Company has a balance of $0 in due to related party. As of December 31, 2021, the Company had a balance of $173,947 in due to related party. This balance included the administrative fees noted in administrative services agreement footnote. This balance is due on demand.

Administrative Services Agreement

On December 7, 2021, the Company entered into an Administrative Services agreement pursuant to which it will pay $2,083 per month to an affiliate of the sponsor for office space, secretarial and administrative services and the sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing a Business Combination. In the future, the Company may decide to compensate the executive officers and other employees. Any such payments prior to the initial Business Combination will be made from funds held outside the Trust Account. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company had incurred an expense of $24,996 and $1,613 for administrative services fees for the year ended December 31, 2022 and for the period from April 1, 2021 (inception) through December 31, 2021, respectively.

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

As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

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

Note 7 — Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s formation costs are generally considered start-up costs and are not currently deductible.

Income tax expense/(benefit) consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Current
Federal	$-	$-
State	224	-
Total current	224	-

Deferred
Federal	-	-
State	-	-
Total deferred	-	-

Tax provision (benefit)	$224	$-

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no Class A ordinary shares issued and outstanding (excluding 23,000,000 Class A ordinary shares that are subject to possible redemption).

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, 5,750,000 Class B ordinary shares were issued and outstanding.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$237,131,151	$-	$-	$237,131,151
Total assets	$237,131,151	$-	$-	$237,131,151
Liabilities:
Public Warrants	$230,000	$-	$-	$230,000
Private Placement Warrants	-	234,000	-	234,000
Total liabilities	$230,000	$234,000	$-	$464,000

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2021 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$234,600,000	$-	$-	$234,600,000
Total assets	$234,600,000	$-	$-	$234,600,000
Liabilities:
Public Warrants	$-	$-	$7,705,000	$7,705,000
Private Placement Warrants	-	-	7,839,000	7,839,000
Total liabilities	$-	$-	$15,544,000	$15,544,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. For the year ended December 31, 2022, the public and private warrants were transferred out of level 3 into level 1 and level 2, respectively.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. For the period from April 1, 2021 through December 31, 2021, there were no transfers out of Level 3.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from April 1, 2021 (inception) through December 31, 2022 is summarized as follows:

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 24, 2022. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized a charge to the statement of operations resulting from a decrease in the fair value of liabilities of $15,080,000 presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from April 1, 2021 (inception) through December 31, 2021 is summarized as follows:

Derivative warrant liabilities at April 1, 2021 (inception)	$-
Issuance of Public and Private Warrants - Level 3 measurements	16,008,000
Change in fair value of derivative warrant liabilities with Level 3 inputs	(464,000)
Derivative warrant liabilities at December 31, 2021 with Level 3 inputs	$15,544,000
Transfer out of level 3	(15,544,000)
Derivative warrant liabilities at December 31, 2022 with Level 3 inputs	$-

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.