Form 10-Q
period 2023-03-31
Bullpen Parlay Acquisition Co
filed 2023-05-19
CIK 1856724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

i

 PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Page

Condensed Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	2

Condensed Statements of Operations for the Three months Ended March 31, 2023 and 2022 (Unaudited)	3

Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three months Ended March 31, 2023 and 2022 (Unaudited)	4

Condensed Statements of Cash Flows for the Three months Ended March 31, 2023 and 2022 (Unaudited)	5

Notes to Condensed Financial Statements (Unaudited)	6

BULLPEN PARLAY ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash	$333,582	$579,169
Prepaid expenses	1,355	2,975
Total current assets	334,937	582,144
Marketable securities held in Trust Account	239,504,967	237,131,151
Total Assets	$239,839,904	$237,713,295

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’DEFICIT
Current liabilities:
Accounts payable	$620,732	$493,552
Income tax payable	433,599	223,754
Accrued expenses	412,509	425,012
Total current liabilities	1,466,840	1,142,318
Deferred underwriting fees payable	8,050,000	8,050,000
Derivative warrant liabilities	825,920	464,000
Total liabilities	10,342,760	9,656,318

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.40 and $10.30 per share at March 31, 2023 and December 31, 2022, respectively	238,971,368	236,807,397

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	-
Accumulated deficit	(9,474,799)	(8,750,995)
Total shareholders’ deficit	(9,474,224)	(8,750,420)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$239,839,904	$237,713,295

The accompanying notes are an integral part of these unaudited condensed financial statements.

BULLPEN PARLAY ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended March 31,2023	For The Three Months Ended March 31,2022

General and administrative expenses	$361,884	$348,105
Loss from operations	(361,884)	(348,105)
Change in fair value of derivative warrant liabilities	(361,920)	7,656,029
Gain on marketable securities (net), dividends and interest, held in Trust Account	2,373,816	1,631
Compensation expense	(170,283)	(170,283)
Income before taxes	1,479,729	7,139,272
Income tax expense	(209,845)	-
Net Income	$1,269,884	$7,139,272
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	23,000,000
Basic and diluted per share, Class A subject to possible redemption	$0.04	$0.25
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,750,000
Basic and diluted per share, Class B non-redeemable ordinary shares	$0.04	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

BULLPEN PARLAY ACQUISITION COMPANY
CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2023	23,000,000	$236,807,397	5,750,000	575	$-	$(8,750,995)	$(8,750,420)
Share based compensation to Directors	-	-	-	-	170,283	-	170,283
Accretion of Class A ordinary shares to redemption value	-	2,163,971	-	-	(170,283)	(1,993,688)	(2,163,971)
Net income	-	-	-	-	-	1,269,884	1,269,884
Balance as of March 31, 2023 (unaudited)	23,000,000	$238,971,368	5,750,000	$575	$-	$(9,474,799)	$(9,474,224)

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

	Ordinary Shares Subject to Possible		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2022	23,000,000	$234,600,000	5,750,000	575	$-	$(22,540,283)	$(22,539,708)
Share based compensation to Directors	-	-	-	-	170,283	-	170,283
Net income	-	-	-	-	-	7,139,272	7,139,272
Balance as of March 31, 2022 (unaudited)	23,000,000	$234,600,000	5,750,000	$575	$170,283	$(15,401,011)	$(15,230,153)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BULLPEN PARLAY ACQUISITION COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2023	FOR THE THREE MONTHS ENDED MARCH 31, 2022
Cash Flows from Operating Activities
Net income	$1,269,884	$7,139,272
Adjustments to reconcile net income to net cash used in operating activities:
Share based compensation expense	170,283	170,283
Gain on marketable securities (net), dividends and interest, held in Trust Account	(2,373,816)	(1,631)
Formation and operating expenses funded by note payable through Sponsor	-	6,249
Change in fair value of derivative warrant liabilities	361,920	(7,656,029)
Changes in operating assets and liabilities:
Prepaid and other assets	1,620	111,036
Accounts payable	127,180	(699,593)
Accrued expenses	197,342	75,393
Net cash used in operating activities	(245,587)	(855,020)
Cash Flows from Financing Activities
Repayment of note payable and advances from related party	-	(4,500)
Offering costs paid	-	(651,750)
Net cash used in financing activities	-	(656,250)

Net increase (decrease) in cash	(245,587)	(1,511,270)
Cash - beginning of period	579,169	2,504,134
Cash - end of period	$333,582	$992,864

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A shares to redemption value	$2,163,971	$-
Offering costs included in accounts payable	$-	$507,020
Offering costs included in accrued expenses	$-	$(989,323)
Offering costs paid through promissory note - related party	$-	$(169,447)

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity for the period from April 1, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

Risks and uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern Considerations and Liquidity

Each reporting period, the Company assesses going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements— Going Concern”. As of March 31, 2023, the Company had a cash balance of $333,582, and a working capital deficit of $698,304, and the Company has access to working capital loans from the Sponsor, which is described in Note 4, to cover the working capital deficit. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

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

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates for accruals for expenses occurred through balance sheet date.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $333,582 and $579,169 cash and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

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

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Gains and losses resulting from the change in fair value of these investments are included in Interest on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations.

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

Fair Value of Financial Instruments

As of March 31, 2023 and December 31, 2022, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants.  The fair value of the Public Warrants is now measured based on the listed market price of the Public Warrants since they began trading on January 24, 2022. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is determined to be a Level 2 fair value measurement.

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

The reconciliation of Class A ordinary shares subject to possible redemption as of March 31, 2023 and December 31, 2022 is as follows:

Class A ordinary shares subject to possible redemption at December 31, 2021	$234,600,000
Accretion of carrying value to redemption value	2,207,397
Class A ordinary shares subject to possible redemption at December 31, 2022	$236,807,397
Accretion of carrying value to redemption value	2,163,971
Class A ordinary shares subject to possible redemption at March 31, 2023	$238,971,368

Net Income Per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net Income per ordinary shares is computed by dividing Net Income by the weighted average number of ordinary shares outstanding during the period. For the three months ended March 31, 2023, the Company did not include the effects of the warrants sold in the Initial Public Offering and Private Placements to purchase Class A ordinary shares in the calculation of diluted Income per share, since their inclusion is contingent on a future event. For the three months ended March 31, 2022, the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted Income per share is the same as basic income per share for the periods presented.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net Income per share, basic and diluted for Class A ordinary shares is calculated by dividing the pro rata allocation of net income to shares of Class A ordinary shares for the three months ended March 31, 2023 and 2022 by the weighted average number of Class A ordinary shares outstanding for the period. Net Income per share basic and diluted for Class B ordinary shares is calculated by dividing the pro rata allocation of net income to Class B ordinary shares for the three months ended March 31, 2023 and 2022 by the weighted average number of Class B ordinary shares outstanding for the period.

	For The Three Months Ended March 31, 2023 (Unaudited)	For The Three Months Ended March 31, 2022 (Unaudited)
Redeemable Class A Ordinary Shares
Numerator: Net Income allocable to Redeemable Class A Ordinary Shares	$1,015,907	$5,711,418

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	23,000,000	23,000,000
Basic and diluted Net Income per share, Class A subject to possible redemption	$0.04	$0.25

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income allocable to Non-Redeemable Class B Ordinary Shares	$253,977	$1,427,854

Denominator: Weighted Average Share Outstanding, Non-Redeemable Class B Ordinary Shares	5,750,000	5,750,000
Basic and diluted Net Income per share, Class B non-Redeemable ordinary shares	$0.04	$0.25

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

The Company issued 11,500,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 11,700,000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statements of operations.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update No. 2020-06 to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preference shares. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2021. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company adopted the new standard upon incorporation and the impact to the Company’s balance sheets, statements of operations and cash flows was not material.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

On July 15, 2021, Bertrand Navarrete resigned as Chief Operating Officer of the Sponsor and agreed to serve as an advisor of the Company. On July 26, 2021 the Sponsor modified certain terms of the Securities Assignment Agreement with Mr. Navarrete to match other advisors’ agreements. The Company expensed $58,383 in costs associated with the transfer of the Founder Shares for the three months ended March 31, 2023. The Company expensed $236,774 in costs associated with the transfer of the Founder Shares for the year ended December 31, 2022.

On June 17, 2021 the Sponsor transferred a total of 189,750 Founders Shares to the following who were expected to be advisors: iGaming capital LLC, Brett Calapp, Les Ottolenghi, Binion SPAC Investors, LLC, Manu Gambhir, Derrick Brooks, Jacob Kleiner and Tom Griffiths. The Company has recognized this transfer as a compensation expense in accordance with SEC Staff Accounting Bulletin 5T and ASC Topic 718 Compensation – Stock Compensation. The fair value of the Founder Shares issued in this arrangement was determined using the implied stock price as of the date of Initial Public Offering of the Company’s Class A ordinary shares and the probability of the success of the Business Combination. The Company expensed $170,283 in costs associated with the transfer of the Founder Shares for the three months ended March 31, 2023. The Company expensed $453,818 in costs associated with the transfer of the Founder Shares for the year ended December 31, 2022.

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
Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. The loan will be repaid out of the offering proceeds that has been allocated to the payment of offering expenses. As of March 31, 2023 and December 31, 2022, the Company does not have a balance under the promissory note.

Due to Related Party

As of March 31, 2023 and December 31, 2022, the Company has a balance of $0 in due to related party. This balance included the administrative fees noted in administrative services agreement footnote. This balance is due on demand.

Administrative Services Agreement

On December 7, 2021, the Company entered into an Administrative Services agreement pursuant to which it will pay $2,083 per month to an affiliate of the sponsor for office space, secretarial and administrative services and the sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing a Business Combination. In the future, the Company may decide to compensate the executive officers and other employees. Any such payments prior to the initial Business Combination will be made from funds held outside the Trust Account. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company had incurred an expense of $6,249 and $24,996 for administrative services fees for the three months ended March 31, 2023 and for the year ended December 31, 2022, respectively.

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

As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Note 6 — Derivative Warrant Liabilities

The Company accounted for the 23,200,000 Warrants issued in connection with the Initial Public Offering (the 11,500,000 of Public Warrants and the 11,700,000 of Private Placement Warrants) in accordance with the guidance contained in ASC 815-40 Derivatives and Hedging — Contracts in Entity’s Own Equity. Such guidance provides that, because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the Warrant liability will be adjusted to fair value, with the change in fair value recognized in the company’s unaudited condensed statements of operations.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the warrants at the closing of the Initial Public Offering. Accordingly, the Company expects to classify each warrant as a liability at its fair value. The Public Warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding (excluding 23,000,000 Class A ordinary shares that are subject to possible redemption).

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, 5,750,000 Class B ordinary shares were issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2023 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$239,504,967	$-	$-	$239,504,967
Total assets	$239,504,967	$-	$-	$239,504,967
Liabilities:
Public Warrants	$409,400	$-	$-	$409,400
Private Placement Warrants	-	416,520	-	416,520
Total liabilities	$409,400	$416,520	$-	$825,920

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. For the three months ended March 31, 2023, there were no transfers out of Level 3. For the year ended December 31, 2022, the public and private warrants were transferred out of level 3 into level 1 and level 2, respectively.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 24, 2022. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. For the three months ended March 31, 2023 and 2022, the Company recognized a gain to the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of $2,373,816 and $1,631 respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the year ended December 31, 2022 is summarized as follows:

Derivative warrant liabilities at December 31, 2021 with Level 3 inputs	$15,544,000
Transfer out of level 3	(15,544,000)
Derivative warrant liabilities at December 31, 2022 with Level 3 inputs	$-

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

PART II

ITEM 2.	Management’s Discussion and Analysis for Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Bullpen Parlay Acquisition Company. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to BPAC Partners LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2023, we had a net income of $1,269,884, which consists of general and administrative expenses of $361,884, loss on change in fair value of derivative warrant liabilities of $361,920, gain on marketable securities (net), dividends and interest, held in Trust Account of $2,373,816, income tax expense of $209,845 and share-based compensation expenses of $170,283.

For the three months ended March 31, 2022, we had a net income of $7,139,272, which consists of general and administrative expenses of $348,105, gain on fair value of derivative warrant liabilities of $7,656,029 and share based arrangement with directors expenses of $170,283.

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

Liquidity and Capital Resources

As of March 31, 2023, the Company had a working capital deficit of $698,304. Of the net proceeds from the Initial Public Offering and associated Private Placement, $234,600,000 of cash was placed in the Trust Account. As of March 31, 2023, the Company had a cash balance of $333,582, held outside of the Trust Account which is available for working capital purposes.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

We issued 11,500,000 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 11,700,000 Private Placement Warrants. All of our outstanding Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statements of operations. The fair value of Warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preference shares. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company has adopted and the effects, if any, are immaterial to the Company’s unaudited condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our annual report on form 10-K filed with the SEC on March 30, 2023. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

BULLPEN PARLAY ACQUISITION COMPANY

By:	/s/ David VanEgmond
David VanEgmond
Chief Executive Officer and Director
Date:	May 18, 2023